Form 10-K
period 1999-12-31
PDC 1999-B LTD PARTNERSHIP
filed 2000-03-24
CIK 1093939

CONFORMED COPY


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1999

  Commission File Number  333-41977-06

- Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transaction period from         to

                   PDC 1999-B LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)



   West Virginia                                          55-0765503
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



103 East Main Street, Bridgeport, West Virginia  26330
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597



     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 General and Limited Partnership Interests
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  PART I

ITEM 1.  BUSINESS.

General

    PDC 1999-B Limited Partnership ("the Partnership") is a limited partnership formed on September 13, 1999 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

    Since the commencement of operations on September 13, 1999, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the Northern Appalachian Basin, Michigan Basin and the Rocky Mountain Region. One limited partner contributed $5,000; a total of 250 additional general partners contributed initial capital of $5,534,893; and PDC (Managing General Partner) contributed $1,204,927 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

    Under the terms of the Agreement, the allocation of revenues is as follows:
                                          Allocation
                                         of Revenues
          Additional General and
            Limited Partners                  80%
          Managing General Partner            20%

    Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

    The Partnership has no employees, however, PDC has approximately 91 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of twenty-seven gross wells and will continue to operate and produce its twenty-six gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

    See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

    The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.

Derivatives and Hedging Activities

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to coordinate fixed and variable priced purchases and sales and to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlaying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

Despite the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.


Competition

    The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

    State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

Federal Regulations

    Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January 1981 when controls were effectively eliminated by executive order of the President. As a result, to the extent the Partnership sells oil produced from its properties, those sales are at unregulated market prices.

    Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Partnership would be minimal since the partnership expects to sell only small quantities of liquid hydrocarbons.

    Natural Gas Regulation. Sale of natural gas by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas sold intrastate. The Federal Energy Regulatory Commission (FERC) regulates the operation and cost of interstate pipeline operators who transport gas. Currently the price of gas sold by the Partnership is not regulated by any state or federal agency.

    The FERC has adopted major changes in certain of its regulations and continues to make additional changes that will significantly affect future transportation and marketing of natural gas.

    The Partnership is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rulemakings.

    Proposed Regulation. Numerous proposals concerning energy are being considered by the United States Congress, various state legislatures and regulatory agencies. The possible outcome and effect of these proposals cannot be accurately predicted.

    Environmental and Safety Regulation. The Partnership believes that it complies, in all material respects, with all legislation and regulations affecting its operations in the drilling and production of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Partnership's expenditures for capital equipment, its operations or its competitive position. The cost of such compliance is not anticipated to be material in the future.

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from September 13, 1999 (date of inception) to March 15, 2000, of the
Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 2000. . .        26       1   27      17.90386    .50  18.40386

    The Partnership participated in one dry exploratory well (net .50) in Montana. No additional drilling activity is planned.

Productive Wells

    The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 2000.

                          Productive Gas Wells

Well Name                   County          State        Gross       Net
McCracken #1, Seth          Clearfield        PA           1      0.99700
Barney #1-17                Montmorency       MI           1      0.54835
Boyd #1-6                   Alpena            MI           1      0.10445
Eddy 3-16                   Montmorency       MI           1      0.54835
McFarland #2                Indiana           PA           1      0.99700
Boyd #2-6                   Alpena            MI           1      0.10445
PA Mines #31                Cambria           PA           1      0.99700
Waibel #7-7                 Montmorency       MI           1      0.21934
Schiller #7-4               Alpena            MI           1      0.10445
Chesser #2                  Barbour           WV           1      0.99700
Waibel #3-7                 Montmorency       MI           1      0.21934
Schiller #15-4              Alpena            MI           1      0.10445
Barney 14-8                 Montmorency       MI           1      0.21934
Stalnaker #1, E.            Barbour           WV           1      0.99700
Waibel #6-7                 Montmorency       MI           1      0.21934
McFadden #1                 Clearfield        PA           1      0.99700
Thompson #107               Clearfield        PA           1      0.99700
McFadden #3                 Clearfield        PA           1      0.99700
Poling #1, R. H.            Barbour           WV           1      0.99700
Bernhardt #13-41            Weld              CO           1      0.77700
McFadden #2                 Clearfield        PA           1      0.99700
Thomson #108                Clearfield        PA           1      0.99700
Zinn #1, C.                 Doddridge         WV           1      0.99700
Susquehanna #5              Clearfield        PA           1      0.99700
Thomson #106                Clearfield        PA           1      0.99700
Frank 25-42                 Weld              CO           1      0.77700
                                                          26     17.90386

    A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

    The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

    As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations are generally made, including in most cases receiving a title opinion of legal counsel, before commencement of drilling operations. A thorough examination of title has been made with respect to all of the Partnership's producing properties and the Partnership believes that it has generally satisfactory title to such properties.

ITEM 3.  LEGAL PROCEEDINGS.

    The Managing General partner as driller/operator is not party to any legal action that would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1999, PDC 1999-B Limited Partnership had one Managing General Partner, 1 Limited Partner who fully paid for 0.25 units at $20,000 per unit of limited partnership interests and a total of 250 Additional General Partners who fully paid for 276.74 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

    Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                        Period from
                                                     September 13, 1999
                                                    (date of inception)
                                                   to December 31, 1999
Oil and Gas Sales . . . . . . . . . . . . . . . . . . .    $136,909
Costs and Expenses  . . . . . . . . . . . . . . . . . .     275,020
Net Loss  . . . . . . . . . . . . . . . . . . . . . . .    (133,147)
Allocation of Net income (loss):
    Managing General Partner. . . . . . . . . . . . .         1,070
    Limited and Additional General Partners . . . . .      (134,217)
    Per Limited and Additional General Partner Unit .          (485)
Total Assets. . . . . . . . . . . . . . . . . . . . . .   6,043,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

    The Partnership was funded with initial Limited and Additional General Partner contributions of $5,539,893 and the Managing General Partner contributed $1,204,927 in accordance with the Agreement. Syndication cost and Management fee of $720,186 were incurred leaving available capital of $6,024,634 for Partnership activities.

    The Partnership began exploration and development activities subsequent to the funding of the Partnership. Twenty-seven wells have been drilled, twenty-six of which have been completed as producers. No additional wells are planned to be drilled.

    The Partnership had net working capital at December 31, 1999 of $121,872.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1999 Results

    Oil and gas sales production commenced during the fourth quarter of 1999 with revenue distributions to the partners to commence in the first quarter of 2000.

    The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas prices are subject to general market conditions which drive the pricing changes.

    The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

Year 2000 Issue

    The Partnership experienced no known disruptions as a result of the year date change and intends to continue monitoring its critical systems at various other date changes during the Year 2000.

    The Partnership expenditures for addressing Year 2000 issues were not material, nor does the Partnership expect to incur any significant costs addressing Year 2000 issues in the future.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. SFAS No. 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for years beginning after June 15, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Company cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and option contracts, outstanding at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1999 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the period ended December 31, 1999.

      Lease acquisitions at cost                   $  159,676
      Footage Drilling Contracts, Services,
       Chemicals, Supplies, and Equipment           5,851,940
      Lifting cost                                     19,674
      Syndication cost and management fee             720,186
      Tax return preparation                            3,010
      Direct administrative cost                        1,635

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)   (1)  Financial Statements

                 See Index to Financial Statements on F-2

                 (2)  Financial Statement Schedules

                 See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

                                                           CONFORMED COPY


                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PDC 1999-B Limited Partnership
                                              By its Managing General
                                              Partner Petroleum Development
                                              Corporation


                                              By /s/ James N. Ryan
                                                James N. Ryan, Chairman



                                              March 22, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 22, 2000



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 22, 2000



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 22, 2000
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 22, 2000

                                PDC 1999-B LIMITED PARTNERSHIP
                               (A West Virginia Limited Partnership)

                               Financial Statements for Annual Report
                               on Form 10-K to Securities and Exchange
                               Commission

                               Period from September 13, 1999
                               (Date of Inception) to December 31, 1999

                              (With Independent Auditors' Report Thereon)





























                                    F-1
                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                         F-3
Balance Sheet - December 31, 1999                                    F-4
Statement of Operations - Period from September 13, 1999
 (Date of Inception) to December 31, 1999                            F-5
Statement of Partners' Equity - Period from September 13, 1999
 (Date of Inception) to December 31, 1999                            F-6
Statement of Cash Flows - Period from September 13, 1999
 (Date of Inception) to December 31, 1999                            F-7
Notes to Financial Statements                                        F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                       Independent Auditors' Report



To the Partners
PDC 1999-B  Limited Partnership:

We have audited the financial statements of PDC 1999-B Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1999-B Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the period from September 13, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.







                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 22, 2000

                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                               Balance Sheet

                             December 31, 1999

        Assets

Current assets:
    Cash                                                     $   17,847
    Accounts receivable - oil and gas revenues                  117,235
      Total current assets                                      135,082

Oil and gas properties, successful efforts method
    (Notes 3 and 5):
      Oil and gas properties                                  5,960,030
      Less accumulated depreciation, depletion and
        amortization                                             51,918
                                                              5,908,112

                                                             $6,043,194


    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                         $   13,210
        Total current liabilities                                13,210

Partners' equity                                              6,029,984

                                                             $6,043,194


See accompanying notes to financial statements.

                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                          Statement of Operations

  Period from September 13, 1999 (Date of Inception) to December 31, 1999


Revenues:
    Sales of oil and gas                                       $ 136,909
    Interest income                                                4,964
                                                                 141,873

Expenses (note 3):
    Management fee                                               138,497
    Exploratory dry hole cost                                     51,586
    Lifting costs                                                 19,674
    Independent engineering fee                                    5,000
    Independent audit fee                                          3,350
    Tax return preparation                                         3,010
    Direct administrative cost                                     1,635
    Franchise taxes                                                  350
    Depreciation, depletion and amortization                      51,918
                                                                 275,020

                  Net loss                                    $ (133,147)

                  Net loss per limited and additional
                    general partner unit                      $     (485)

See accompanying notes to financial statements.

                        PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Statement of Partners' Equity

  Period from September 13, 1999 (Date of Inception) to December 31, 1999






                           Limited            Managing
                           and additional     general
                           general partners   partner          Total

Partners' initial capital
  contributions               $ 5,539,893    $ 1,204,927   $ 6,744,820
Syndication costs                (581,689)           -        (581,689)
Net income (loss)                (134,217)         1,070      (133,147)
  Balance, December 31, 1999  $ 4,823,987     $1,205,997   $ 6,029,984







See accompanying notes to financial statements.



























                                    F-6
                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                          Statement of Cash Flows

  Period from September 13, 1999 (Date of Inception) to December 31, 1999


Cash flows from operating activities:
   Net loss                                               $  (133,147)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation, depletion and amortization                51,918
       Changes in operating assets and liabilities:
         Increase in accounts receivable -
               oil and gas revenues                          (117,235)
         Increase in accrued expenses                          13,210

              Net cash used by operating activities          (185,254)

Cash flows from investing activities:
   Expenditures for oil and gas properties                 (5,960,030)
              Net cash used by investing activities        (5,960,030)

Cash flows from financing activities:
   Limited and additional general partner contributions     5,539,893
   Managing General Partner contribution                    1,204,927
   Syndication cost paid                                     (581,689)

              Net cash provided from financing activities   6,163,131

Net increase in cash                                           17,847
Cash at beginning of period                                       -
Cash at end of period                                     $    17,847





See accompanying notes to financial statements.

                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Notes to Financial Statements

                             December 31, 1999

(1)  Summary of Significant Accounting Policies

     Partnership Financial Statement Presentation Basis

     The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1998-B Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright
       & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

     Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

     Income Taxes

     Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

     Under federal income tax laws, regulations and administrative rulings, certain types of transactions may be accorded varying interpretations. Accordingly, the Partnership's tax return and, consequently, individual tax returns of the partners may be changed to conform to the tax treatment resulting from a review by the Internal Revenue Service.
                                                              (Continued)

                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

     Derivatives and Hedging Activities

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of its and various limited partnerships' exposure to price volatility stemming from natural gas production and marketing activities. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

     As of December 31, 1999 and 1998, the Managing General Partner had futures contracts for the purchase of $4,318,000 and $1,120,300 of natural gas, respectively relating to the Managing General Partner and the Managing General Partner's various limited partnerships. While these contracts have nominal carrying value, their fair value, represented by the estimated amount that would be received upon termination of the contracts, based on market quotes, was a net value of $350,000 at December 31, 1999 and $(105,400) at December 31, 1998.
       Realized gains and losses on these contracts are allocated to the Managing General Partner and the Managing General Partner's various limited partnerships.

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

(2)  Organization

     The Partnership was organized as a limited partnership on September 13, 1999, in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian and Michigan Basins and Rocky Mountain Region.

     Purchasers of partnership units subscribed to and fully paid for 0.25 units of limited partner interest and 276.74 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

     Upon completion of the drilling phase of the Partnership's wells, all additional general partners units are converted into units of limited partner interests and thereafter become limited partners of the Partnership. Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

     In accordance with the terms of the Partnership Agreement (the
       Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include charges for the following:

                                                        Period from
                                                     September 13, 1999
                                                   (date of inception) to
                                                     December 31, 1999

              Drilling and completion costs              $5,851,940
              Lease acquisitions, at cost                   159,676
              Offering and organization costs
               (includes reimbursements of syndication
               cost and management fee)                     720,186
              Lifting costs                                  19,674
              Tax return preparation                          3,010
              Direct administrative cost                      1,635

                      PDC 1999-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

(4)   Allocation

    The table below summarizes the participation of the Managing General
      Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

                                                            Managing
                                             Investor       General
                                             Partners(2)(3) Partner (2)(3)
    Partnership Costs

Broker-dealer Commissions and Expenses(1). .    100%            0%
Management Fee . . . . . . . . . . . . . . .    100%            0%
Lease Costs. . . . . . . . . . . . . . . . .      0%          100%
Tangible Well Costs. . . . . . . . . . . . .      0%          100%
Intangible Drilling and Development Costs. .    100%            0%
Total Drilling and Completion Costs. . . . .     80%           20%
Operating Costs. . . . . . . . . . . . . . .     80%           20%
Direct Costs . . . . . . . . . . . . . . . .     80%           20%
Administrative Costs . . . . . . . . . . . .      0%          100%

    Partnership Revenues

Sale of Oil and Gas Production . . . . . . .     80%           20%
Sale of Productive Properties. . . . . . . .     80%           20%
Sale of Equipment  . . . . . . . . . . . . .      0%          100%
Sale of Undeveloped Leases . . . . . . . . .     80%           20%
Interest Income. . . . . . . . . . . . . . .     80%           20%

____________________
[FN]
  (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

  (2) To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

  (3) As set forth in the following paragraph, the allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs.

      The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment. The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing

                                  F-11
                     PDC 1999-B LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                Notes to Financial Statements, Continued

      General Partner may be used to pay such excess IDC. If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4 percent of the aggregate Capital Contribution of the Investor Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

(5)   Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 1999, are as follows:

          Lease acquisition costs                        $  159,676
          Intangible development costs                    4,960,231
          Well equipment                                    891,709
          Exploratory dry hole cost                         (51,586)
                                                        $ 5,960,030

   The following costs were incurred for the Partnership's oil and gas activities:

                                                         Period from
                                                      September 13, 1999
                                                  (date of inception) to
                                                     December 31, 1999

          Costs incurred:
            Property acquisition costs                    $  159,676
            Development costs                              5,800,354
            Exploratory dry hole cost                         51,586
                                                          $6,011,616

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
        purposes.   At December 31, 1999, the income tax basis of the
        Partnership's oil and gas properties was $1,202,323.








                                  F-12

                     PDC 1999-B LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                      Notes to Financial Statements

(7)   Supplemental Reserve Information (Unaudited)

      Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc.
        These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                   Natural gas       Oil
                                                     (mcf)         (bbl)


      Proved developed reserves as
       of September 13, 1999 (date of inception)        -            -
      Extensions, discoveries and other additions   5,097,781       36,642
      Production                                      (41,223)        (726)

      Proved developed reserves as of
        December 31, 1999                           5,056,558       35,916

